Form 10-Q
period 2022-09-30
Gores Technology Partners II, Inc.
filed 2022-11-09
CIK 1842046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 8, 2022, there were 46,000,000 shares of the Company’s Class A Common Stock, par value $0.0001 per share, and 11,500,000 shares of the Company’s Class F common stock, par value $0.0001 per share, issued and outstanding.

GORES TECHNOLOGY PARTNERS II, INC.

BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)	(audited)
CURRENT ASSETS:
Cash and cash equivalents	$1,001,374	$101,238
Prepaid assets	460,109	1,187,789
Total current assets	1,461,483	1,289,027
Cash, cash equivalents and other investments held in Trust Account	460,979,569	460,036,871
Total assets	$462,441,052	$461,325,898

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accrued expenses, formation and offering costs	$907,155	$886,854
State franchise tax accrual	30,000	200,000
Income tax payable	22,373	—
Public warrants derivative liability	1,472,000	12,052,000
Private warrants derivative liability	896,000	7,336,000
Notes and advances payable - related party	1,475,000	925,000
Total current liabilities	4,802,528	21,399,854
Deferred underwriting compensation	16,100,000	16,100,000
Total liabilities	$20,902,528	$37,499,854

Commitments and contingencies
Class A Common Stock subject to possible redemption, 46,000,000 and 46,000,000 shares at September 30, 2022 and December 31, 2021, respectively (at redemption value of $10.02 and $10.00 per share, respectively)	460,720,696	460,000,000

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock
Class A Common Stock, $0.0001 par value; 400,000,000 shares authorized	—	—
Class F common stock, $0.0001 par value; 40,000,000 shares authorized, 11,500,000 and 11,500,000 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	1,150	1,150
Additional paid-in-capital	—	—
Accumulated deficit	(19,183,322)	(36,175,106)

Total stockholders’ equity (deficit)	(19,182,172)	(36,173,956)

Total liabilities and stockholders’ equity (deficit)	$462,441,052	$461,325,898

See accompanying notes to the unaudited, interim financial statements.

GORES TECHNOLOGY PARTNERS II, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenues	$—	$—	$—	$—
Professional fees and other expenses	(390,273)	(489,102)	(1,373,116)	(1,765,674)
State franchise taxes, other than income tax	(50,000)	(50,000)	(150,000)	(150,000)
Gain/(loss) from change in fair value of warrant liabilities	3,552,000	8,732,000	17,020,000	(2,960,000)
Allocated expense for warrant issuance cost	—	—	—	(514,275)
Net income/(loss) from operations	3,111,727	8,192,898	15,496,884	(5,389,949)
Other income - interest income	1,570,710	5,919	2,237,969	27,152
Net income/(loss) before income taxes	$4,682,437	$8,198,817	$17,734,853	$(5,362,797)
Income tax expense	(22,373)	—	(22,373)	—
Net income/(loss) attributable to common shares	$4,660,064	$8,198,817	$17,712,480	$(5,362,797)

Net income/(loss) per common share:
Class A Common Stock - basic and diluted	$0.10	$0.14	$0.32	$(0.90)
Class F Common Stock - basic and diluted	$0.02	$0.14	$0.25	$(0.90)

See accompanying notes to the unaudited, interim financial statements.

GORES TECHNOLOGY PARTNERS II, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	For the Three and Nine Months Ended September 30, 2021
	Class A Common Stock		Class F Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Equity (Deficit)
Beginning Balance at January 1, 2021	-	$-	-	$-	$-	$(450)	$(450)
Sale of Class F Common Stock to Sponsor on January 21, 2021 at $0.0001 par value	-	-	11,500,000	1,150	23,850	-	25,000
Excess of fair value paid by founders for warrants	-	-	-	-	5,600,000	-	5,600,000
Subsequent measurement of Class A Common Stock subject to redemption against additional paid-in capital	-	-	-	-	(5,623,850)	-	(5,623,850)
Subsequent measurement of Class A Common Stock subject to redemption against accumulated deficit	-	-	-	-	-	(28,775,626)	(28,775,626)
Net loss	-	-	-	-	-	(13,561,614)	(13,561,614)
Balance at June 30, 2021	-	$-	11,500,000	$1,150	$-	$(42,337,690)	$(42,336,540)
Net income	-	-	-	-	-	8,198,817	8,198,817
Balance at September 30, 2021	-	$-	11,500,000	$1,150	$-	$(34,138,873)	$(34,137,723)

	For the Three and Nine Months Ended September 30, 2022
	Class A Common Stock		Class F Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Equity (Deficit)
Balance at January 1, 2022	-	$-	11,500,000	$1,150	$-	$(36,175,106)	$(36,173,956)
Net income	-	-	-	-	-	13,052,416	13,052,416
Balance at June 30, 2022	-	$-	11,500,000	$1,150	$-	$(23,122,690)	$(23,121,540)
Net income	-	-	-	-	-	4,660,064	4,660,064
Increase in redemption value of Class A common stock subject to redemption	-	-	-	-	-	(720,696)	(720,696)
Balance at September 30, 2022	-	$-	11,500,000	$1,150	$-	$(19,183,322)	$(19,182,172)

See accompanying notes to the unaudited, interim financial statements

GORES TECHNOLOGY PARTNERS II, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30, 2022	For the Nine Months Ended September 30, 2021
Cash flows from operating activities:
Net income/(loss)	$17,712,480	$(5,362,797)
Changes in state franchise tax accrual	(170,000)	149,550
Changes in prepaid assets	727,680	(1,469,692)
Changes in accrued expenses, formation and offering costs	20,301	869,121
Issuance costs related to warrant liabilities	—	514,275
Changes in fair value warrants derivative liabilities	(17,020,000)	2,960,000
Changes in Income tax payable	22,373	—
Net cash provided/(used in) operating activities	1,292,834	(2,339,543)
Cash flows from investing activities:
Cash deposited in Trust Account	—	(460,000,000)
Interest reinvested in the Trust Account	(942,698)	(27,152)
Net cash used in investing activities	(942,698)	(460,027,152)
Cash flows from financing activities:
Proceeds from sale of Units in Public Offering	—	460,000,000
Proceeds from sale of Private Placement Warrants to Sponsor	—	11,200,000
Proceeds from sale of Class F Common Stock to Sponsor	—	25,000
Proceeds from notes and advances payable – related party	550,000	1,225,000
Repayment of notes and advances payable – related party	—	(300,000)
Payment of underwriters’ discounts and commissions	—	(9,200,000)
Payment of accrued offering costs	—	(413,751)
Net cash provided by financing activities	550,000	462,536,249
Increase in cash	900,136	169,554
Cash at beginning of period	101,238	—
Cash at end of period	$1,001,374	$169,554

Supplemental disclosure of non-cash financing activities:
Deferred underwriting compensation	$—	$16,100,000
Supplemental disclosure of income and franchise taxes paid:
Cash paid for income and state franchise taxes	$320,000	$450

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

Trust Account

Funds held in the Trust Account can be invested only in U.S. government treasury bills with a maturity of one hundred and eighty-five (185) days or less or in money market funds meeting certain conditions under Rule 2a‑7 under the Investment Company Act of 1940 (the “Investment Company Act”), as amended, that invest only in direct U.S. government obligations. As of September 30, 2022, the Trust Account consisted of cash.

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

Special Meeting to allow early redemption and liquidation

On November 3, 2022, the Company filed a preliminary proxy statement relating to a special meeting of shareholders to approve (i) an amendment to the Company’s amended and restated certificate of incorporation (the “Charter Amendment Proposal”) and (ii), an amendment to the Investment Management Trust Agreement, dated March 16, 2021, by and between the Company and Computershare Trust Company, N.A, as trustee (the “Trust Amendment Proposal” and together with the Charter Amendment Proposal, the “Proposals”), which would, if implemented, allow the Company to redeem all of its outstanding Public Shares in advance of the Company’s contractual expiration date of March 16, 2023 by changing the date by which the Company must cease all operations except for the purpose of winding up if it fails to complete a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination (a “Business Combination”) from March 16, 2023 to the later of the date of the special meeting of the stockholders (the “Special Meeting”) or the date of effectiveness of the Charter Amendment (the “Amended Termination Date”).

If the Proposals are approved, and because the Company will not be able to complete an initial Business Combination by the Amended Termination Date, the Company will immediately after the Special Meeting, cease all operations, except for the purpose of winding up and as promptly as reasonably possible, but not more than ten business days thereafter, redeem all Public Shares (the “Mandatory Redemption”). As promptly as reasonably possible following such Mandatory Redemption, and subject to the approval of the Company’s then remaining stockholders and the Board, in accordance with applicable law, dissolve and liquidate, subject in each case to the Company’s obligations under the General Corporation Law of the State of Delaware to provide for claims of creditors and the requirements of other applicable law.

Pursuant to the amended and restated certificate, a Public Stockholder shall be provided with the opportunity to redeem their Public Shares for cash if the Charter Amendment Proposal is approved. Notwithstanding the foregoing, if the Charter Amendment Proposal is approved, and because the Company will not be able to complete an initial Business Combination by the Amended Termination Date, the Company will be obligated to redeem all Public Shares as promptly as reasonably possible after the Amended Termination Date. Therefore, no action is required by our Public Stockholders to redeem their Public Shares. If the Proposals are approved, the Public Shares will be automatically redeemed as part of the Mandatory Redemption

2.       Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2022 and December 31, 2021 and the results of operations and cash flows for the periods presented. Operating results for the nine months ended September 30, 2022 and 2021 are not necessarily indicative of results that may be expected for the full year or any other period.

Net Income/(Loss) Per Common Share

The Company has two classes of shares, which are referred to as Class A Common Stock and Class F Common Stock (the “Founder Shares”). Earnings and losses are shared pro rata between the two classes of shares. Public and private warrants to purchase 14,800,000 shares of Common Stock at $11.50 per share were issued on March 1, 2021. At September 30, 2022 and December 31, 2021, no warrants had been exercised. The 14,800,000 potential common shares for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the periods ended September 30, 2022 and 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income/(loss) per common share is the same as basic net income/(loss) per common share for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted income/(loss) per share for each class of common stock:

	For the Three Months Ended September 30, 2022		For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2022		For the Nine Months Ended September 30, 2021
	Class A	Class F	Class A	Class F	Class A	Class F	Class A	Class F
Basic and diluted net income/(loss) per share:
Numerator:
Allocation of net income/(loss) including accretion of temporary equity	$3,728,051	$932,013	$6,559,054	$1,639,763	$14,169,984	$3,542,496	$(30,172,326)	$(9,589,948)
Increase in redemption value of Class A common stock subject to redemption	720,696	(720,696)	-	-	720,696	(720,696)	-	-
Total Numerator:	$4,448,747	$211,317	$6,559,054	$1,639,763	$14,890,680	$2,821,800	$(30,172,326)	$(9,589,948)

Denominator:
Weighted-average shares outstanding	46,000,000	11,500,000	46,000,000	11,500,000	46,000,000	11,500,000	33,531,136	10,657,509
Basic and diluted net income/(loss) per share	$0.10	$0.02	$0.14	$0.14	$0.32	$0.25	$(0.90)	$(0.90)

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

For those liabilities or benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax liabilities as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2022.

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

Cash, Cash Equivalents and Other Investments Held in Trust Account

At September 30, 2022, the Company had $460,979,569 in the Trust Account which may be utilized for Business Combinations. At September 30, 2022, the Trust Account consisted of cash.

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

In addition, at September 30, 2022 and December 31, 2021, the Company had current liabilities of $4,802,528 and $21,399,854, respectively, and a working capital deficit of ($3,341,045) and ($20,110,827), respectively, the balances of which are primarily related to warrants we have recorded as liabilities as described in Notes 2 and 3. Other amounts are related to accrued expenses owed to professionals, consultants, advisors and others who are working on seeking a Business Combination as described in Note 1. Additionally, the warrant liability will not impact the Company’s liquidity until a Business Combination has been consummated, as they do not require cash settlement until such event has occurred.

In connection with the Company's assessment of going concern considerations in accordance with Financial Accounting Standard Board's Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern,” the Company has until March 16, 2023 to consummate a Business Combination. It is uncertain whether the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 16, 2023.

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

The public warrants issued as part of the Units are accounted for as liabilities as there are terms and features that do not qualify for equity classification in FASB ASC Topic 815-40 “Derivatives and Hedging – Contracts in Entity’s Own Equity.” The fair value of the public warrants at December 31, 2021 was a liability of $12,052,000. At September 30, 2022, the fair value has decreased to $1,472,000. The change in fair value of $10,580,000 is reflected as a gain in the statements of operations.

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

As of September 30, 2022, the Class A Common Stock reflected on the balance sheet are reconciled in the following table.

As of September 30, 2022
Gross proceeds	$460,000,000
Less:
Proceeds allocated to public warrants	(9,200,000)
Class A shares issuance costs	(25,199,477)
Plus:
Accretion of carrying value to redemption value	34,399,477
Increase in redemption value to $10.02 per Class A common stock subject to redemption	720,696
Contingently redeemable Class A Common Stock	$460,720,696

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

The sale of the Founders Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”).  Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of September 30, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

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

On April 9, 2021, the Sponsor made available to the Company a loan of up to $4,000,000 pursuant to a promissory note issued by the Company to the Sponsor. The proceeds from the note will be used for on-going operational expenses and certain other expenses in connection with the Business Combination. The note is unsecured, non-interest bearing and matures on the earlier of: (i) March 2, 2023 or (ii) the date on which the Company consummates the Business Combination. As of September 30, 2022, the net amount advanced by Sponsor to the Company was $1,475,000.

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

For the nine months ended September 30, 2022, the Company paid the affiliate $180,000.  For the period commencing March 12, 2021 through September 30, 2022 the Company has paid the affiliate $372,903.

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

The Company has evaluated tax positions taken or expected to be taken in the course of preparing the financial statements to determine if the tax positions are “more likely than not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the “more likely than not” threshold would be recorded as a tax benefit or expense in the current year. The Company has concluded that there was no impact related to uncertain tax positions on the results of its operations for the period ended September 30, 2022. As of September 30, 2022, the Company has no accrued interest or penalties related to uncertain tax positions. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s conclusions regarding tax positions will be subject to review and may be adjusted at a later date based on factors including, but not limited to, ongoing analyses of tax laws, regulations, and interpretations thereof.

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

Warrants

The Company has determined that warrants issued in connection with its initial public offering in March  2021 are subject to treatment as a liability. The Company utilized a Monte Carlo simulation methodology to value the warrants for periods prior to public warrant trading and observable transactions for subsequent periods, with changes in fair value recognized in the statements of operations. The estimated fair value of the warrant liability is determined using Level 1 and Level 2 inputs. The key assumptions in the option pricing model utilized are assumptions related to expected share-price volatility, expected term, risk-free interest rate and dividend yield. The expected volatility as of the IPO Closing Date and March 31, 2021 was derived from observable public warrant pricing on comparable ‘blank-check’ companies that went public in close proximity to the IPO Closing Date.  At September 30, 2022, there were observable transactions in the Company’s public warrants. The risk-free interest rate is based on the interpolated U.S. Constant Maturity Treasury yield. The expected term of the warrants is assumed to be six months until the close of a Business Combination, and the contractual five year term subsequently. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. At September 30, 2022, the Public Warrants had adequate trading volume to provide a reliable indication of value. The Public Warrants were valued at $0.16 per warrant at September 30, 2022. The fair value of the Private Placement Warrants was deemed to be equal to the fair value of the Public Warrants because the Private Placement Warrants have similar terms and are subject to substantially the same redemption features as the Public Warrants.

Subsequent Measurement

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public and Private Warrants as of September 30, 2022, is classified as Level 1 and Level 2, respectively, due to the use of both observable inputs in an active market as well as quoted prices in active markets for similar assets and liabilities.

As of September 30, 2022, the aggregate values of the Private Placement Warrants and Public Warrants were $0.9 million and $1.5 million, respectively, based on the closing price of GTPBW on that date of $0.16.

As of December 31, 2021, the aggregate values of the Private Placement Warrants and Public Warrants were $7.3 million and $12.1 million, respectively, based on the closing price of GTPBW on that date of $1.31.

The following table presents the changes in the fair value of warrant liabilities:

	Private placement warrants	Public warrants	Total warrant liabilities
Fair value at December 31, 2021	$7,336,000	$12,052,000	$19,388,000
Change in fair value	(6,440,000)	(10,580,000)	(17,020,000)
Fair value at September 30, 2022	$896,000	$1,472,000	$2,368,000

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

			Significant	Significant
			Other	Other
		Quoted Prices in	Observable	Unobservable
	September 30,	Active Markets	Inputs	Inputs
Description	2022	(Level 1)	(Level 2)	(Level 3)
Cash, Cash Equivalents and Other Investments Held in Trust Account	$460,979,569	$460,979,569	$—	$—

Derivative warrant liabilities:
Public warrants	(1,472,000)	(1,472,000)	—	—
Private placement warrants	(896,000)	—	(896,000)	—

8.       Common and Preferred Stock

Common Stock

The Company is authorized to issue 440,000,000 shares of common stock, consisting of 400,000,000 shares of Class A common stock, par value $0.0001 per share and 40,000,000 shares of Class F common stock, par value $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share of common stock and vote together as a single class. At September 30, 2022 and December 31, 2021, there were 46,000,000 and 46,000,000 shares of Class A common stock and 11,500,000 and 11,500,000 shares of Class F common stock issued and outstanding, respectively.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

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

10.       Subsequent Events

Management has performed an evaluation of subsequent events through November 8, 2022, noting no items which require adjustment or disclosure other than those set forth in the preceding notes to the financial statements.

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

Overview

We are a blank check company incorporated on December 21, 2020 as a Delaware corporation and formed for the purpose of effecting a Business Combination with one or more target businesses. We completed our Public Offering on March 16, 2021. As of September 30, 2022, we had not identified any Business Combination target nor initiated any substantive discussions directly or indirectly, with respect to identifying any Business Combination target.

We presently have no revenue, have had losses since inception from incurring formation costs and have had no operations other than the active solicitation of a target business with which to complete a business combination.

Recent Developments

Special Meeting to allow early redemption and liquidation

On November 3, 2022, the Company filed a preliminary proxy statement relating to a special meeting of shareholders to approve (i) an amendment to the Company’s amended and restated certificate of incorporation (the “Charter Amendment Proposal”) and (ii), an amendment to the Investment Management Trust Agreement, dated March 16, 2021, by and between the Company and Computershare Trust Company, N.A, as trustee (the “Trust Amendment Proposal” and together with the Charter Amendment Proposal, the “Proposals”), which would, if implemented, allow the Company to redeem all of its outstanding Public Shares in advance of the Company’s contractual expiration date of March 16, 2023 by changing the date by which the Company must cease all operations except for the purpose of winding up if it fails to complete a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination (a “Business Combination”) from March 16, 2023 to the later of the date of the special meeting of the stockholders (the “Special Meeting”) or the date of effectiveness of the Charter Amendment (the “Amended Termination Date”).

If the Proposals are approved, and because the Company will not be able to complete an initial Business Combination by the Amended Termination Date, the Company will immediately after the Special Meeting, cease all operations, except for the purpose of winding up and as promptly as reasonably possible, but not more than ten business days thereafter, redeem all Public Shares (the “Mandatory Redemption”). As promptly as reasonably possible following such Mandatory Redemption, and subject to the approval of the Company’s then remaining stockholders and the Board, in accordance with applicable law, dissolve and liquidate, subject in each case to the Company’s obligations under the General Corporation Law of the State of Delaware to provide for claims of creditors and the requirements of other applicable law.

Pursuant to the amended and restated certificate, a Public Stockholder shall be provided with the opportunity to redeem their Public Shares for cash if the Charter Amendment Proposal is approved. Notwithstanding the foregoing, if the Charter Amendment Proposal is approved, and because the Company will not be able to complete an initial Business Combination by the Amended Termination Date, the Company will be obligated to redeem all Public Shares as promptly as reasonably possible after the Amended Termination Date. Therefore, no action is required by our Public Stockholders to redeem their Public Shares. If the Proposals are approved, the Public Shares will be automatically redeemed as part of the Mandatory Redemption.

Deferred Underwriting Commission

In accordance with the terms of the underwriting agreement entered into in connection with the initial public offering, because we will not consummate an initial Business Combination, the Deferred Discount will be included in the distribution of the proceeds held in the Trust Account made to the Public Shareholders upon liquidation. In connection with such liquidation, the underwriters forfeit any rights or claims to the deferred underwriting commission.

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

In addition, at September 30, 2022 and December 31, 2021, the Company had current liabilities of $4,802,528 and $21,399,854, respectively, and a working capital deficit of ($3,341,045) and ($20,110,827), the balances of which are primarily related to warrants we have recorded as liabilities as described in Notes 2 and 3. Other amounts are related to accrued expenses owed to professionals, consultants, advisors and others who are working on seeking a Business Combination as described in Note 1. Additionally, the warrant liability will not impact the Company’s liquidity until a Business Combination has been consummated, as they do not require cash settlement until such event has occurred.

In connection with the Company's assessment of going concern considerations in accordance with Financial Accounting Standard Board's Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern,” the Company has until March 16, 2023 to consummate a Business Combination. It is uncertain whether the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 16, 2023.

Results of Operations

For the nine months ended September 30, 2022 and September 30, 2021, we had net income/(loss) of $17,712,480 and ($5,362,797), of which $17,020,000 and ($2,960,000) is a non-cash gain/(loss) related to the change in fair value of the warrant liability, respectively. Our business activities during the quarter mainly consisted of identifying and evaluating prospective acquisition candidates for a Business Combination. We believe that we have sufficient funds available to complete our efforts to effect a Business Combination with an operating business by March 16, 2023. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination.

As indicated in the accompanying unaudited financial statements, at September 30, 2022, we had $1,001,374 in cash and deferred offering costs of $16,100,000. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our Business Combination will be successful.

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

On April 9, 2021, the Sponsor made available to the Company a loan of up to $4,000,000 pursuant to a promissory note issued by the Company to the Sponsor. The proceeds from the note will be used for ongoing operational expenses and certain other expenses in connection with the Business Combination. The note is unsecured, non-interest bearing and matures on the earlier of: (i) March 2, 2023 or (ii) the date on which the Company consummates the Business Combination. As of September 30, 2022, the amount advanced by Sponsor to the Company was $1,475,000.

As of September 30, 2022 and December 31, 2021, we had cash held outside of the Trust Account of $1,001,374 and $101,238, respectively, which is available to fund our working capital requirements. Additionally, interest earned on the funds held in the Trust Account may be released to us to fund our Regulatory Withdrawals, for a maximum of 24 months and/or additional amounts necessary to pay our franchise and income taxes.

In addition, at September 30, 2022 and December 31, 2021, the Company had current liabilities of $4,802,528 and $21,399,854 and a working capital deficit of ($3,341,045) and ($20,110,827), respectively, the balances of which are primarily related to warrants we have recorded as liabilities as described in Notes 2 and 3. Other amounts are related to accrued expenses owed to professionals, consultants, advisors and others who are working on seeking a Business Combination as described in Note 1. Additionally, the warrant liability will not impact the Company’s liquidity until a Business Combination has been consummated, as they do not require cash settlement until such event has occurred.

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

As of September 30, 2022 and December 31, 2021, respectively, we did not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities. In connection with the Public Offering, we entered into an administrative services agreement to pay monthly recurring expenses of $20,000 to The Gores Group for office space, utilities and secretarial support. The administrative services agreement terminates upon the earlier of the completion of a Business Combination or the liquidation of the Company.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Our business activities for the nine months ended September 30, 2022 consisted solely of organizational activities and activities relating to our Public Offering and the identification of a target company for our Business Combination. As of September 30, 2022, $460,979,569 (including accrued interest and subject to reduction by the Deferred Discount due at the consummation of the Business Combination) was held in the Trust Account for the purposes of consummating our Business Combination. As of September 30, 2022, investment securities in the Company’s Trust Account consist of $460,979,569 in cash. As of September 30, 2022, the effective annualized rate of return generated by our investments was approximately .0545%.

We have not engaged in any hedging activities during the nine months ended September 30, 2022. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. While we have processes to identify and appropriately apply applicable accounting requirements, we have enhanced our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications.

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

If our stockholders do not approve the proposed amendments to our amended and restated certificate of incorporation and investment management trust agreement at our upcoming Special Meeting, or any adjournment thereof, and we are not able to redeem all issued and outstanding Public Shares in calendar year 2022, the Excise Tax included in the Inflation Reduction Act of 2022 may decrease the value of our securities, hinder our ability to consummate an initial business combination, and decrease the amount of funds available for distribution to our stockholders in the event of a liquidation or in connection with redemptions of our common stock after December 31, 2022.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which, among other things, imposes a 1% excise tax on the fair market value of stock repurchased by publicly traded U.S. corporations and certain U.S. subsidiaries of publicly traded non-U.S. corporations beginning in 2023, with certain exceptions (the “Excise Tax”). Because we are a Delaware corporation and our securities trade on NASDAQ, we are a “covered corporation” within the meaning of the Inflation Reduction Act.  While not free from doubt, absent any further guidance from Congress or the U.S. Department of the Treasury, there is significant risk that the Excise Tax will apply to any redemptions of our common stock after December 31, 2022, including redemptions in connection with an initial business combination and any amendment to our certificate of incorporation to extend the time to consummate an initial business combination, unless an exemption is available. In addition, the Excise Tax may make a transaction with us less appealing to potential business combination targets, and thus, potentially hinder our ability to enter into and consummate an initial business combination. Consequently, the value of your investment in our securities may decrease as a result of the Excise Tax. Further, the application of the Excise Tax in the event of a liquidation after December 31, 2022 is uncertain and could impact the per-share amount that would otherwise be received by our stockholders in connection with our liquidation.

We will mail to stockholders of record as of November 22, 2022 a proxy statement for the Special Meeting, or any adjournment thereof, to vote upon proposals to amend our amended and restated certificate of incorporation and investment management trust agreement to accelerate into 2022 the date by which we must cease all operations except for the purpose of winding up if we fail to complete a Business Combination, and to change the date on which Computershare, Inc. must commence liquidation of the trust account established in connection with our IPO.  This would permit us to redeem early all issued and outstanding Public Shares to return the funds to our Public Stockholders in calendar year 2022 before the Excise Tax begins to apply to stock repurchases and redemptions in 2023. If our stockholders do not approve the proposals, and we are unable to complete a Business Combination on or before March 16, 2023, we will dissolve and liquidate in accordance with our amended and restated certificate of incorporation, redemptions may be subject to the Excise Tax and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation could be impacted.

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

To mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act of 1940, as amended), prior to the 18-month anniversary of the effective date of our registration statement relating to the Public Offering, in September 2022, we instructed Computershare, Inc., the trustee with respect to the Trust Account, to liquidate the U.S. government securities or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash until the earlier of consummation of our Business Combination or liquidation. As a result, following such liquidation, we will likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

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

Through September 30, 2022, we incurred approximately $25,713,752 for costs and expenses related to the Public Offering. At the closing of the Public Offering, we paid a total of $9,200,000 in underwriting discounts and commissions. In addition, the underwriters agreed to defer $16,100,000 in underwriting commissions, which amount will be payable upon consummation of our Business Combination, if consummated. There has been no material change in the planned use of proceeds from our Public Offering as described in our final prospectus filed with the SEC on March 15, 2021.

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

As of September 30, 2022, after giving effect to our Public Offering and our operations subsequent thereto, approximately $460,979,569 was held in the Trust Account, and we had approximately $1,001,374 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable Business Combination, and for general corporate matters.

Item 3. Defaults Upon Senior Securities

None.

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

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GORES TECHNOLOGY PARTNERS II, INC.

Date: November 8, 2022	By:	/s/ Edward W Fike
Edward W Fike
Chief Executive Officer